Form 10-Q
period 1995-11-02
MCCRORY CORP
filed 1995-12-19
CIK 63801

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          NOVEMBER 2, 1995

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to


Commission File Number 1-2759

                 McCRORY CORPORATION
(Exact name of registrant as specified in its charter)

      Delaware
     13-5580679
(State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)

 667 Madison Avenue, New York, New York          10021
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code (212) 735-9500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No


                 At December 1, 1995, there were outstanding 11,111,111 shares of common stock, par value $.50 per share, all of which were owned by affiliates of the registrant.
Applicable only to Issuers Involved
In Bankruptcy Proceedings During
the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable  X Yes    No


FORM 10-Q
McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)




FORM 10-Q
McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  13 Weeks Ended           39 Weeks Ended
                            November 2,   November 3,  November 2,  November 3,
                              1995          1994         1995         1994
                                              (In Thousands)


Revenues:
   Net sales .             $131,669       $187,927     $428,590     $581,229

   Other - net .              5,419          3,141       17,113        9,932
      Total revenues        137,088        191,068      445,703      591,161

Cost and Expenses:
   Cost of goods sold        92,779        133,240      298,286      416,110
   Selling, general and
    administrative expenses  44,855         58,156      139,527      172,918
   Depreciation and
     amortization..           3,231          4,935       10,613       15,829
   Interest and debt expense
      (excludes contractual interest expense of $5,197,000
        and $15,779,000 for the 13 and 39 weeks ended
        November 2, 1995, respectively, and $4,986,000 and
        $14,774,000 for the 13 and 39 weeks ended
      November 3, 1994,
        respectively) .       2,849          1,995        6,451        4,271
   Restructuring charges ... 21,844            -         26,600          -
      Total costs and
         expenses ...       165,558        198,326      481,477      609,128

Loss from Operations Before
  Reorganization Items and
  Provision for Income
     Taxes ...              (28,470)        (7,258)     (35,774)     (17,967

Reorganization Items -
  Professional fees and other
     expenses directly related
to the bankruptcy ......      2,500          3,000        8,800       11,000

Loss from Operations Before
  Provision for Income
     Taxes ....             (30,970)       (10,258)     (44,574)     (28,967)

Provision for Income
     Taxes ......                62             62          186          185

Net Loss .......           $(31,032)      $(10,320)    $(44,760)    $(29,152)





                               See Notes to Consolidated Financial Statements.
FORM 10-Q
McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                         CONSOLIDATED BALANCE SHEETS




                                   November 2,
                                     1995          February 2,
                                  (Unaudited)         1995
ASSETS                                (In  Thousands)
CURRENT ASSETS:
  Cash and cash equivalents .      $ 7,302          $  8,573
  Receivables:
    Customers' accounts              6,675             3,143
    Affiliates ..............          175               175
    Sundry ..................        6,540             3,500
    Allowances for doubtful
      accounts ..............         (303)             (257)
  Merchandise inventories (at lower of cost or
    market, principally FIFO)      219,852           189,308
  Self-insurance funds on deposit    8,304             8,304
  Prepaid expenses ..........        9,698             5,309

    Total current assets ....      258,243           218,055

PROPERTY AND EQUIPMENT:
  Property and equipment -
     at cost ................      134,645           157,464
  Less accumulated depreciation
    and amortization ...            81,460            95,526

                                    53,185            61,938
  Capital leases, less accumulated
    amortization ....                1,608             3,352

    Property and equipment - net    54,793            65,290


OTHER ASSETS:
  Excess of cost of investments over related
    equities - net .............    31,171            34,721
  Lease acquisition costs - net     10,904            14,050
  Self-insurance funds on deposit   31,022            31,022
  Sundry .......................     2,754             2,871

    Total other assets .........    75,851            82,664

      TOTAL ....................  $388,887          $366,009








See Notes to Consolidated Financial Statements.
FORM 10-Q
                             McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                              CONSOLIDATED BALANCE SHEETS

                                                 November 2,
                                                    1995          February 2,
                                                 (Unaudited)        1995

LIABILITIES AND STOCKHOLDERS' DEFICIENCY           (In Thousands)

CURRENT LIABILITIES
      Post-Petition Revolving Credit Agreement  $  75,834        $  14,396
  Accrued expenses and sundry ................     53,044           53,246
  Accounts payable ...........................     45,490           37,409
  Note payable to K and K, L.P. ..............     20,000           20,000
  Due to Astrum International Corp. ..........     14,000           14,000
  Reserves for store closings ................      2,495            3,707
  Capital lease obligations ..................        213              398
  Current maturities of long-term debt .......         18               48

    Total current liabilities ................    211,094          143,204

LIABILITIES SUBJECT TO SETTLEMENT UNDER
  REORGANIZATION PROCEEDINGS .................    408,038          403,291

LONG-TERM DEBT, LESS CURRENT MATURITIES ......        120              239

OTHER NONCURRENT LIABILITIES:
  Reserve for self-insurance .................     15,048           17,447
  Capital lease obligations ..................      1,292            4,003
  Retirement benefits ........................     33,824           33,820
  Reserves for store closings ................       -                 168
  Sundry .....................................      7,477            7,583

    Total other noncurrent liabilities .......     57,641           63,021

REDEEMABLE PREFERENCE STOCK SUBJECT TO
  SETTLEMENT UNDER REORGANIZATION PROCEEDINGS       3,445            3,445

STOCKHOLDERS' DEFICIENCY:
  Capital stock:
     Preference stocks .......................     15,598           15,598
     Common stock - $.50 par value; authorized
       11,200,000 shares; outstanding
       11,111,111 shares .....................      5,556            5,556
  Additional paid-in capital .................    358,117          358,117
  Deficit ....................................   (670,782)        (626,462)
  Unrealized gain on available-for-sale
    securities..                                       60             -

      Total stockholders' deficiency .........   (291,451)        (247,191)

         TOTAL ...............................  $ 388,887        $ 366,009



See Notes to Consolidated Financial Statements.
FORM 10-Q
                             McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                    UNAUDITED STATEMENT OF
                                    STOCKHOLDERS' DEFICIENCY

                            FOR THE 39 WEEKS ENDED NOVEMBER 2, 1995


                             Additional                    Available -
Preference    Common           Paid-In                     For-Sale
Stocks *       Stock           Capital    Deficit         Securities
                            (In Thousands)

Balance, February 3, 1995 ......

$15,598        $5,556         $358,117   $(626,462)        $ -

Net loss........................

                                           (44,760)
Unrealized gain on available-
  for-sale securities...........

                                                               60
Amortization of capital charge
  related to the December 1990
  acquisition of a leasehold
  interest .....................
                                                440

Balance, November 2, 1995.......

$15,598           $5,556     $358,117    $(670,782)          $ 60



*    Had McCrory not filed for protection under Chapter 11 of the
Bankruptcy Code
preferred
     dividend payments would have been approximately $729,000, including
$96,000
of dividend
     payments on preference stock of subsidiary, for the 39 weeks ended
November
2, 1995.























                                             See Notes to Consolidated Financial
Statements.

FORM 10-Q
                                      McCRORY CORPORATION AND
SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                             UNAUDITED STATEMENTS OF
CONSOLIDATED CASH FLOWS





                                             For the  39 Weeks Ended
                                          November 2,        November 3,
                                            1995                1994
                                                 (In Thousands)

Cash Flows from Operating Activities:
  Loss from operations after income taxes before
    reorganization items .               $(35,960)            $(18,152)

  Adjustments to reconcile loss from operations after income taxes before reorganization items to net cash used in operating activities:
      Depreciation and amortization (including intangibles)..

                                           10,613               15,829
      Gain on sales of property, equipment,
        leaseholds and artwork.......     (11,977)              (3,111)
      Restructuring charges....            26,600                  -
      Other non-cash charges to operating
        activities .......................  2,149                4,070

      Changes in operating assets and liabilities:
        (Increase) decrease in receivables - net

                                           (5,630)               5,423

        Increase in merchandise inventories (41,942)             (54,755)
        Increase in prepaid expenses ...     (4,403)                (205)
        Increase in accounts payable and accrued expenses
          and sundry ......................     496                1,088
        Payments for charges to reserves for store closings .
                                             (3,954)              (6,456)
        Payments for retirement benefits     (2,231)              (1,351)
        Other - net ......                      (49)                (263)

          Total adjustments ...             (30,328)             (39,731)

          Net cash used in operating activities before
            reorganization items .....      (66,288)             (57,883)

  Operating cash flows used for reorganization items:
      Professional fees paid for services rendered in
        connection with the Chapter 11
        proceedings ..........               (4,061)              (6,031)
      Loan fees paid in connection with the Post-Petition
        Credit Agreement ..................  (1,135)              (2,764)

          Net cash used in reorganization
           items .............               (5,196)              (8,795)

Net Cash Used in Operating Activities      $(71,484)            $(66,678)



















See Notes to Consolidated Financial Statements.



FORM 10-Q
                                      McCRORY CORPORATION AND
SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                  (Concluded)



                                              For the 39 Weeks Ended
                                         November 2,           November 3,
                                            1995                   1994


                                                  (In Thousands)

Cash Flows from Investing Activities:
  Proceeds from sales of property, equipment,
    leaseholds and artwork....                  $14,345           $ 4,053
  Proceeds from sale of Newberry Canada            -                1,943
  Purchases of property and equipment .          (5,278)           (3,489)

Net Cash Provided by Investing Activities         9,067             2,507

Cash Flows from Financing Activities:
  Proceeds from Post-Petition Credit Agreement  530,494           588,016
  Payments of Post-Petition Credit Agreement   (469,056)         (539,487)
  Proceeds from note issued to K and K, L.P...     -               20,000
  Payment to Astrum International Corp. ......     -              (14,000)
  Payments of other long-term debt .............    (17)              (52)
  Principal payments under capital lease
    obligations                                    (275)             (468)

Net Cash Provided by Financing Activities ..     61,146            54,009

Net Decrease in Cash and Cash Equivalents .      (1,271)          (10,162)

Cash and Cash Equivalents at Beginning of Period  8,573            18,099

Cash and Cash Equivalents at End of Period     $  7,302          $  7,937


Cash Paid During the Period for:

  Interest ................................... $  5,407         $  3,527
  Income taxes ..............................  $     82         $    132

                       See Notes to Consolidated Financial Statements.

McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)
 On February 26, 1992 (the "Petition Date"), McCrory Corporation,
("McCrory") and 27 of its subsidiaries, including all of its principal subsidiaries (collectively, the "Debtors") except for J.J. Newberry Canadian, Ltd. ("Newberry Canada"), McCrory's then owned Canadian subsidiary, and
York Insurance Company of Vermont ("York Insurance"), McCrory's captive reinsurance subsidiary, and certain inactive subsidiaries, filed voluntary
petitions for relief under chapter 11 title 11 of the United States Code    (the
"Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases have been assigned numbers 92-B-41133 through 92-B-41160 (CB). The separate chapter 11 cases of the Debtors have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court (collectively, the "Chapter 11 Case").

The Chapter 11 Case was commenced by the Debtors because of a combination of three factors: (i) the necessity of restructuring the $74,980,000 principal amount of McCrory Senior Subordinated Exchangeable Variable Rate Notes originally due July 15, 1994 that were "put" to McCrory for payment in July 1992, thereby accelerating their maturity by two years, and for which McCrory was unable, under then existing credit market conditions, to obtain refinancing; (ii) the inability of the Debtors to obtain trade credit on normal terms in the months leading up to the filing caused by uncertainties related to the "put" described above and the significant number of bankruptcy filings by retail chains, which resulted in increased reluctance on the part of trade creditors to provide credit in uncertain retail situations; and (iii) a need to reduce the costs associated with the Debtors' efforts to effect restructurings through the elimination of a large number of unprofitable stores and warehouses and relay facilities. It was more difficult for the Debtors to address these factors because of the depression in the nation's retail markets caused by the recession and associated low levels of consumer confidence and spending, which caused numerous other bankruptcy filings by major retailers.

     On February 15, 1992, McCrory did not make the required payment at maturity of $3,369,000 principal amount or pay the interest on their 6-1/2% Convertible Subordinated Debentures. These factors, coupled with the withholding by their vendors of normal credit terms and the difficult retail environment, enhanced the desirability of seeking court protection. On February 25, 1992, management concluded that the sources of liquidity and other financing alternatives necessary to enable McCrory to meet both itsshort-term and long-term cash requirements would not be available absent the protection afforded post-petition lenders and creditors under the Bankruptcy Code. On February 26, 1992, the Debtors commenced the
Chapter 11 Case.
     Since the Petition Date, the Debtors have continued in possession of their respective properties and are operating and managing their business as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors have sought, obtained, and are in the process of applying for various orders from the Bankruptcy Court intended to stabilize their business and minimize the disruption caused by the Chapter 11 Case, including (i) authorizing the Debtors to pay certain pre-petition liabilities, wages and other employee obligations; (ii) authorizing the Debtors to operate their cash management systems substantially as they were operated prior to the Chapter 11 Case; (iii) approving $120,000,000 of post-petition working capital financings, as amended (as more fully described in Note H); (iv) rejecting numerous nonresidential real property leases; (v) settling the claims asserted against the Debtors by, among others, Astrum International Corp. ("Astrum"), formerly E-II Holdings Inc., and its subsidiaries and McCrory Parent Corp. ("MPC"); (vi) obtaining an order granting the Debtors the exclusive right to obtain acceptances to its plan of reorganization through January 31, 1996, subject to the right of any party in interest to move to terminate exclusivity pursuant to the Bankruptcy Code; and (vii) other orders necessary to preserve the value of its assets and operate its business efficiently and effectively.

Shortly after the Petition Date, the United States Trustee for the Southern District of New York appointed the members of the Official Committee of Unsecured Creditors ("Creditors' Committee") for the Chapter 11 Case. The role of the Creditors' Committee includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter
11 Case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of its business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Creditors' Committee has standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 Case. The Debtors are required to pay certain expenses of the Creditors' Committee, including professional fees, to the extent allowed by the Bankruptcy Court. For other information concerning the bankruptcy process, see Note F and Part II "Other Information," - Item 1 - "Legal Proceedings."

On December 7, 1992, the Debtors filed a joint plan of reorganization (as amended, the "Plan"), which was subsequently amended concurrent with the filing on February 19, 1993 of the disclosure statement for the Plan with the
Bankruptcy Court.    On October 19, 1995, the Debtors filed a second
amended joint plan of reorganization (the "Amended Plan") and a disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. The
Amended Plan reflects an agreement between the Creditors' Committee regarding the terms of the proposed restructuring of the Debtors.  The
Amended Plan provides that Meshulam Riklis, Chairman and Chief Executive Officer of McCrory ("Riklis") and certain of his children and grandchildren, to be determined prior to the Amended Plan effective date, and/or entities that are beneficially owned 100% by any one or more of the foregoing (the "Riklis Family Group") will cause $50,000,000 to be contributed to reorganized McCrory in exchange for 69% of the new common stock, a
$20,000,000 junior subordinated note, and 500,000 stock appreciation rights. In full, complete satisfaction, release and discharge of existing creditor claims: (i) McCrory's general unsecured creditors will receive 16.74% of their allowed claims in 11% McCrory Senior Subordinated Notes which are payable 20% of the original principal amount on each of December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999 and December
31, 2000, with accrued interest from August 29, 1995 to the Amended Plan effective date. Holders of Allowed Insured Claims as defined in the
Amended Plan) will be entitled to receive the lesser of (a) 16.74% of such holder's Allowed Insured Claim and (b) $83,700 in cash, with interest payable at 11% per annum, payable as follows:  20% of such amount on each of the first, second, third, fourth and fifth anniversary of the later of
(A) December 31, 1995 and (B) the date a Disputed Insured Claim becomes and Ultimately Allowed Insured Claim and to the extent such holder's Allowed Insured Claim exceeds $500,000, the legal, equitable and contractual rights, if any, to which the Allowed Insured Claim entitles the holder of such claim against an insurance company under McCrory's general liability insurance program, if any, shall remain unaltered; (ii) holders of McCrory's Senior Subordinated Exchangeable Variable Rate Notes (as defined in the Amended
Plan) will receive their pro rata share of $38,156,394 in cash together with interest on that amount accrued at 11% from August 29, 1995 to the
Amended Plan effective date and 12% of the new common stock to be issued by reorganized McCrory; (iii) holders of McCrory's Subordinated Debentures
(as defined in the Amended Plan) will receive their pro rata share of 19% of the new common stock to be issued by reorganized McCrory; and (iv)
McCrory's equity holders will receive no recovery and all existing equity securities will be extinguished. Pursuant to Section 1125 of the Bankruptcy Code, a hearing on the adequacy of the Disclosure Statement for the
Amended Plan has been scheduled for January 23, 1996 by the Bankruptcy
Court.     Consummation of a plan of reorganization is subject to the review and approval by the Bankruptcy Court, satisfaction of certain conditions precedent to confirmation, including, but not limited to, a release of Riklis by the Astrum Settlement Trust (as defined in the Amended Plan and see
Note K), obtaining adequate post-confirmation financing and satisfaction of confirmation requirements contained in the Bankruptcy Code. By notice dated October 20, 1995, the Bankruptcy Court set December 13, 1995 as the date for a hearing to consider approval of the Disclosure Statement. The hearing was subsequently adjourned until January 23, 1996.
     On October 20, 1995, the Bankruptcy Court signed a consent order pursuant to which the Debtors' exclusive right to solicit acceptances of their Amended Plan was extended to January 31, 1996. The consent order further provides that, if the Amended Plan is not consummated on or before January
31, 1996, the Debtors shall have the sole and exclusive right to automatically further extend the solicitation period through March 31, 1996. In addition, if the solicitation period is so extended, and the Amended Plan is not consummated on or before March 31, 1996, the solicitation period will automatically further extend through and including June 30, 1996; provided however, that, from and after March 31, 1996, the Creditors' Committee may file a plan in the Chapter 11 Case.

 (B) The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Case and the uncertainties inherent in that process, realization of assets and liquidation of liabilities are subject to significant uncertainty. Under the protection of the Bankruptcy Court, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities and redeemable preference stock for amounts different from those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not reflect any adjustments to the carrying value of assets or amountsof liabilities or redeemable preference stock that might be necessary as a consequence of a plan of reorganization. Accordingly, realization of the Debtors' assets and liquidation of their liabilities in the ordinary course of business is dependent upon, among other things, the Debtors' ability to (i) obtain approval of the creditors, shareholders, and other interested parties and confirmation by the Bankruptcy Court of a plan of reorganization; (ii) maintain continuance of and compliance with the Post-Petition Revolving Credit Agreement dated as of February 24, 1992, as amended (the "Post-Petition Credit Agreement"), see
Note H and (iii) achieve satisfactory levels of future operating profit and cash flow that will support a plan of reorganization and necessary post-confirmation financing. As a result of the Chapter 11 Case, the realization of the benefits associated with downsizing the chain and the elimination of the uncertainties involving the ability of McCrory to obtain trade credit on a timely basis, among other matters, management views the time operating as debtors-in-possession as a transitional period. Management of McCrory plans to operate the chain as a going concern (although as part of its ongoing review of operations, management may elect to close additional stores) and seeks to grow the chain through adding stores in existing and new markets, where McCrory can successfully compete. Management believes that both discretionary and nondiscretionary spending will remain at acceptable levels and management is continuing to work with vendors to buildinventory levels and develop an inventory mix that is responsive to current consumer spending habits and McCrory's merchandising plans.
Management believes that its fiscal 1995 merchandising plans will generate sufficient sales and cash flow for the Debtors to continue to operate as a going concern under the protection of the Bankruptcy Code. However, consumer spending patterns and other economic factors, including closing of stores by competition, that can significantly affect the retailing business and management's fiscal 1995 merchandising plans cannot be projected with any certainty. Management believes that reorganization under chapter 11 results in the most favorable treatment of creditors, shareholders and other interested parties. If the Amended Plan is accepted by creditors and confirmed by the Bankruptcy Court, McCrory anticipates that it will emerge from the Chapter
11 Case during fiscal 1996. As discussed above, for financial reporting purposes the consolidated financial statements have been prepared on a going concern basis. In addition, the Debtors have applied the provisions of the American Institute of Certified Public Accountants Statement of Position
90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code" ("SOP 90-7"). Substantially all of the Debtors' obligations, except for obligations under the Post-Petition Credit Agreement and the subordinated financing from K and K (see Note H), were in default in accordance with the terms of the applicable loan agreements, notes, debentures and indentures. In accordance with SOP 90-7, those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 Case have been segregated and classified as "Liabilities Subject to Settlement Under Reorganization Proceedings" in the consolidated balance sheets at November 2, 1995 and February 2, 1995 (see Note F).
Likewise, the redeemable preference stock of the Debtors whose disposition is also dependent upon the outcome of the Chapter 11 Case has been segregated and classified as "Redeemable Preference Stock Subject to Settlement Under Reorganization Proceedings" (see Note F). The Debtors discontinued accruing interest and amortizing original issue discount on their pre-petition debt obligations as of February 26, 1992. The ultimate adequacy of security for any collateralized pre-petition debt obligations cannot be determined until a plan of reorganization is confirmed.

(C)
In the opinion of the management of McCrory, the unaudited consolidated financial statements for the 13 and 39 weeks ended November 2, 1995 and November 3, 1994 include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. To facilitate comparison with the current period, certain amounts in the prior period have been reclassified. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, Item 3 - "Legal Proceedings," Item 5 - "Market for McCrory's Common Stock and Related Stockholder Matters" and Item 13 - "Certain Relationships and Related Transactions," all included in McCrory's Annual Report on Form 10-K (the "Form 10-K") for the year ended February 2, 1995, which has been filed with the Securities and Exchange Commission.

(D)
Since McCrory's business is seasonal in nature, the operating results for the 13 and 39 weeks ended November 2, 1995 and November 3, 1994 are not necessarily indicative of the operating results which may normally be expected for the full year. McCrory historically achieves its best operating results during the Christmas selling season, which begins in November.

(E)
Eggregate proceeds received by McCrory from sales of property, equipment,leaseholds and artwork were approximately $14,345,000 and $4,053,000 and gains of approximately $11,977,000 and $3,111,000 were recorded in other revenues for the 39 weeks ended November 2, 1995 and November 3, 1994, respectively.

(F)
Petition Date liabilities that are expected to be settled as part of a plan of reorganization are separately classified in the consolidated balance sheets and include the following (all or a portion of which may be disputed by the Debtors):




                                                             1995
                                                    November 2,  February 2,

                                                        (In Thousands)
          Accrued expenses and sundry . . . . . . . . .$  6,204   $  6,204
          Accounts payable  . . . . . . . . . . . . .    97,504     97,673
          Accrued Federal income taxes  . .. .  . . .     6,486      6,486
          Debt  . . . . . . . . . . . . . . . . . . .   180,084    179,952
          Reserve for self-insurance. . . . . . . . .    21,895     21,895
          Reserves for store closings (see Note G). .    73,499     68,617
          Deferred compensation and benefits  . . . .     7,971      8,069
          Sundry  . . . . . . . . . . . . . . . . . . .  14,395     14,395
            Total . . . . . . . . . . . . . . . . .    $408,038   $403,291

Redeemable preference stock, representing minority interest in Newberry, is expected to be settled as part of a plan of reorganization and is separately classified in the consolidated balance sheets.

Liabilities subject to settlement under reorganization proceedings include McCrory's present estimates of substantially all liabilities as of the Petition Date. As discussed above, payment of these liabilities, including the maturity of debt obligations, are stayed while the Debtors continue to operate their business as debtors-in-possession. The Debtors notified all known or potential claimants for the purpose of identifying all pre-petition claims against the Debtors. Additional bankruptcy claims and pre-petition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts which may differ from those shown in the consolidated balance sheets.

The Bankruptcy Court entered an order, dated August 20, 1992, setting September 28, 1992 as the last day for filing proofs of claim in the Chapter 11 Case (an earlier bar date of August 15, 1992 applied to pre-Petition Date tort claims). Creditors who failed to file proofs of claim in respect of pre-Petition Date claims before that date are barred from thereafter asserting such claims against the Debtors, except for proofs of claim arising from the rejection of executory contracts or unexpired leases after August 20, 1992 (which proofs of claim must have been or be filed before the later of September 28, 1992 or the date set forth in the order of the Bankruptcy Court authorizing such rejection). Creditors whose claims were listed in any of the schedules filed by the Debtors in an amount and/or classification with which such creditors agreed, and which claims were not listed in the schedules as disputed, contingent or unliquidated, were not required to file proofs of claim.

The Debtors are in the process of reconciling creditors' proofs of claim filed with the Bankruptcy Court that differ in amount from the Debtors' records. Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Based on ongoing analyses of claims filed, the nature of such differences has been identified as being attributable to duplicate claims for the same obligation filed with several, and in certain cases all the Debtors; damages sought in legal suits, certain of which, in the opinion of management, are of dubious merit; certain contingent liabilities arising from contracts and other claims filed against the Debtors; creditors claiming compensation and/or damages for completed and partially completed contracts and purchase orders; damages arising out of the rejection of non-residential real property leases substantially in excess of the maximum claim allowed under Section 502 (b)(6) of the Bankruptcy
Code
and other disputed items. In addition, claims have been filed which do not state a specific claim amount or as to which a specific claim amount is not readily determinable.

After completion of reconciliations, any remaining differences may be resolved by negotiated agreement between the Debtors and the claimant or by the Bankruptcy Court as part of the Chapter 11 Case. Consequently, the amounts included in the consolidated balance sheets at November 2, 1995 and February 2, 1995 as liabilities and redeemable preference stock subject to settlement under reorganization proceedings may be subject to adjustment. The Debtors have made appropriate provision for all claims of creditors it believes are valid; however, at this time, the Debtors cannot make a prediction as to the aggregate amount of claims allowed or the ultimate treatment of such allowed claims under a plan of reorganization.


(G)
In the last four fiscal years, management instituted programs to close 640 stores, two relay facilities and two warehouse facilities. In July and October 1995, as part of management's ongoing review of store locations and in connection with the Debtors' business reorganization plan, 19 and 118 additional store closings were indentified (the "Closing Stores") and, accordingly, $4,756,000 and $21,844,000 pre-tax provisions were recorded as restructuring charges, respectively. This provision includes costs associated with closing stores, reductions in personnel and the write-off of certain intangible assets. Twenty-five of the Closing Stores are to be sold and 24 have leases which expire with no further option periods. The lease obligations and related reserve for store closings have been reflected at the estimated amount of the eventually allowed claims of the lessors in the Chapter 11 Case as prescribed by Section 502 of the Bankruptcy Code for rejection of leases. The lease obligations and related reserves for store closings include numerous nonresidential real property leases rejected and to be rejected and amounts for other executory contracts that have been identified for rejection pursuant to Section 365 of the Bankruptcy Code (see
Note F).   Sales of all stores that were closed were $19,536,000 and
$62,492,000, and $81,224,000 and $207,053,000 for the 13 and 39 weeks ended
November 2, 1995 and November 3, 1994, respectively.

On November 6, 1995, the Bankruptcy Court approved the Debtors' application to conduct going-out-of-business sales at the Closing Stores for a period of approximately ninety days commencing on November 1, 1995 and ending on or about January 31, 1996.

(H)
On the Petition Date, the Bankruptcy Court entered an interim order approving the availability of $40,000,000 under the Post-Petition Credit Agreement, among McCrory, as borrower, The CIT Group/Business Credit,
Inc. ("CIT"), as lender, and the subsidiaries of McCrory included in the Chapter 11 Case, as guarantors. On March 17, 1992, the Bankruptcy Court entered an order approving the remaining $60,000,000 of the Post-Petition Credit Agreement. The Post-Petition Credit Agreement was amended and restated as of March 31, 1992 to allow CIT to assign portions of any loans made thereunder to certain other lenders (collectively with CIT, the "Lenders"), for which CIT now acts as agent. The Post-Petition Credit Agreement enables McCrory to finance general working capital requirements including purchases of inventory and other expenditures permitted thereunder generally through the earlier of February 28, 1996, or the date of the substantial consummation of a plan of reorganization for McCrory that has been confirmed by an order of the Bankruptcy Court. The Lenders' commitment under the Post-Petition Credit Agreement is to make revolving loans and issue letters of credit up to an amount determined by a formula, which is principally based on the retail value of McCrory's inventory, but in any event not to exceed $100,000,000 with a $30,000,000 sublimit for documentary letters of credit, and a $5,000,000 sublimit for standby letters of credit. At November 2, 1995 and February 2, 1995, the availability determined by such formula under the Post-Petition Credit Agreement was approximately $87,004,000 and $62,000,000, respectively. At November 2,
1995, there were direct borrowings of approximately $75,834,000, letters of credit of $3,163,000, and standby letters of credit of $2,048,000 outstanding under the facility. At February 2, 1995, there were direct borrowings of $14,396,000, letters of credit of $9,084,000 and standby letters of credit of $168,000 outstanding under the facility. Obligations under the Post-Petition Credit Agreement have super priority administrative expense claim status in the Chapter 11 Case (subject to certain limited exceptions) and are secured by liens on and security interests in all assets and property of the Debtors, other than inventory and the stock of York Insurance. Such liens and security interests are junior to any liens existing on the Petition Date. The Post-Petition Credit Agreement provides that outstanding loans shall bear interest at the rate of 1-1/2% over the Reference Rate publicly announced by Chemical Bank in New York, New York, 10.25% and 10.5% at November
2, 1995 and February 2, 1995, respectively, which is payable monthly in arrears. On March 17, 1994, the Bankruptcy Court approved an amendment which provided, among other matters, that the Debtors could, if no default existed as of December 31, 1994, extend the termination date of the facility until August 31, 1995. In addition, all prior defaults were waived and covenants were established for the year ending February 2, 1995. In connection therewith, McCrory paid to the lenders a $2,000,000 non-refundable fee. In April 1994, for the year ending February 2, 1995, certain covenants were adjusted to reflect the closing of approximately 23 stores. On February 16, 1995, the Bankruptcy Court approved a further amendment which provided for the waiver of any covenant defaults for 1994, permitted the closing of stores and liquidation of inventory at these stores, which has been completed, extended the termination of the facility until August 31, 1995, and established covenants for the period ending August 31, 1995. In connection with this amendment, McCrory paid the Lenders a $500,000 non-refundable fee. On August 15, 1995 the Bankruptcy Court approved a further amendment which extended the termination date of the facility until February 28, 1996, and established covenants for the period ending February 28, 1996. In connection with this amendment, McCrory paid the Lenders a $250,000 non-refundable fee. The Post-Petition Credit Aggreement, as amended, includes restrictions on capital expenditures, liens, indebtedness, payments of pre-Petition Date obligations, dividends, transactions with affiliates and the disposition of assets, as well ascovenant requirements relating to maintaining, on a cumulative monthly basis, a minimum level of cash flow (as defined) and authorization to open a limited number of new stores. In addition, the Post-Petition Credit Agreement requires a 22-day period of no direct borrowings (as defined in the Post-Petition Credit Agreement) commencing no later than December 29, 1995 (the "Mandatory Clean-Up"). Based upon results of current operations, the Debtors do not expect that they will be in compliance with the Mandatory Clean-Up provision. However, after discussions with the Lenders, the Debtors anticipate that the failure to comply with the Mandatory Clean-Up provision will not result in a default under the Post-Petition Credit Agreement.

In connection with the March 17, 1994 amendment, the Lenders required that the Debtors obtain additional subordinated financing of $20,000,000.  K and
K provided such funds in the form of a subordinated term loan.   The
$20,000,000 loan is subordinated to the Lenders, has super priority administrative expense claim status in the Chapter 11 Case (subject to certain limited exceptions) and is secured by liens on and security interests in all assets and property of the Debtors, other than inventory and the stock of York Insurance, subject to the prior lien of the Lenders. The agreement provides that the amounts outstanding bear interest, at the rate of 3% over the Reference Rate publicly announced by Chemical Bank in New York, New
York, aggregating 11.75% and 12% at November 2, 1995 and February 2,
1995, respectively, which is payable monthly in arrears. This agreement has the same covenant requirements and term as the Post-Petition Credit
Agreement and is amended or modified as necessary and appropriate to reflect any amendments or modifications in the Post-Petition Credit
Agreement. The loan can only be repaid after all obligations under the Post-Petition Credit Agreement are repaid. Additionally, the Lenders required that $5,000,000 be deposited with them as additional security for payment or performance of the Debtors' obligations under the Post-Petition Credit Agreement. K and K provided that deposit which is guaranteed by the Debtors. This agreement provides that, in consideration for such additional support provided by K and K, the Debtors will pay an annual fee to K and K of 6%, payable monthly in arrears. This additional financing was approved by the Bankruptcy Court in connection with the March 17, 1994 amendment to the Post-Petition Credit Agreement.

(I)
McCrory and its domestic subsidiaries are included in the Riklis Family Corporation ("RFC") consolidated Federal income tax return and in certain of the RFC state income tax returns.

(J)
McCrory and its affiliates have agreements with B-R Fund Corporation ("B-R Fund"), R-E Adjusting Corp. ("R-E Adjusting") and Riklis Holding Corp.
("RHC") to provide for the processing, adjusting and payment of self-insured casualty claims. McCrory and its affiliates also have agreements with Old Republic Insurance Company ("Old Republic") to provide for the processing, adjusting and payment of certain casualty claims which are
reinsured with York Insurance.   As of November 2, 1995 and February 2,
1995, the estimated reserve for future payment of such casualty liabilities of McCrory (representing the present value, discounted at 7%, of the projected future casualty liability payments of McCrory) and related overhead amounted to approximately $39,326,000. The assets available to discharge such casualty liabilities amounted to approximately $52,406,000 and $51,058,000 as of November 2, 1995 and February 2, 1995, respectively, as follows:

                                November 2,1995           February 2, 1995
 B-R Fund  . . . . . . . . . . .  $28,673,000*             $   574,000
 York Insurance  . . . . . . . .   23,733,000               22,184,000
 RHC . . . . . . . . . . . . . .       -                    28,300,000*

Total . . . . . . . . . . . . .   $52,406,000              $51,058,000


   *Includes World Wide Financial notes (the "World Wide
Notes") in the amount of approximately $6,590,000, notes of unaffiliated parties of approximately $9,810,000 and
McCrory's publicly-traded subordinated debentures  in the amount of approximately
 $11,900,000 which is equal
to
McCrory's carrying value as of November 2, 1995
                   and February 2, 1995.  At November 2, 1995 and February
2, 1995,
the estimated fair value of such debentures
                   was approximately $837,000 and $1,166,000, respectively,
based on
quoted market prices.  The World Wide
                   Notes are secured by a McCrory promissory note dated June
17,
1994 in the principal amount of $7,000,000
                   issued to K and K.  The World Wide Notes were previously
secured by works of art owned by Riklis, which art is now consigned for sale with Christie, Manson & Woods International, Inc.; however, if the works of art are returned, RHC had agreed to again accept the art as collateral for the World Wide Notes and to return the aforesaid McCrory promissory note to
K and K.  RHC and B-R Fund
are in discussions regarding a similar arrangement. These assets were included in RHC as of February 2, 1995.  Securities previously held by RHC on behalf of B-R Fund have been transferred to B-R Fund. Investments held by
York Insurance at November 2, 1995 and February  2, 1995  primarily  represent
government   securities  and corporate  bonds,  generally  with  original maturities of  less  than  one to three years; such investments are classified as available-for-sale securities and are reported at fair value.  As of
November 2, 1995 gross unrealized gains were approximately $69,000 and gross unrealized losses were approximately $9,000.

During the 39 weeks ended November 2, 1995, payments were made by B-R Fund of approximately $3,827,000 for adjustments and settlement of claims and expenses in connection therewith. McCrory reimburses B-R Fund monthly for adjustments, settlement of claims and expenses.

Because of the stay imposed by Section 362(a) of the Bankruptcy Code, substantially all pre-petition casualty claims (other than workers' compensation claims) against the Debtors are now stayed. Pre-petition workers' compensation claims continue to be administered, adjusted and paid by Old Republic.

By order of the Bankruptcy Court entered on July 7, 1992, all holders of pre-petition tort claims against the Debtors (other than holders of workers' compensation claims) were required to file a proof of claim in the Chapter
11 Case on or before August 15, 1992. Persons who failed to file a proof of claim in respect of a pre-Petition Date tort claim before this date are barred from asserting such claim against the Debtors. In addition, on August 19, 1992, the Debtors obtained an order (the "Settlement Order") of the Bankruptcy Court authorizing B-R Fund and R-E Adjusting (collectively, the "Adjustors") to enter into self-executing settlements of pre-Petition Date tort claims against the Debtors. Pursuant to such settlements, pre-Petition Date tort claims may be allowed as pre-Petition Date unsecured claims in the amount of $10,000 or less or released and discharged in exchange for a contemporaneous cash payment of up to $1,000 provided, however, that no more than $200,000 may be disbursed during the Chapter 11 Case for such purpose.

The Settlement Order also authorized the Adjustors to enter into self-executing settlements of post-Petition Date tort claims against the Debtors in exchange for immediate cash payments of up to $10,000, provided, however, that no more than $400,000 of payments may be made in any 12-month period to release and discharge post-Petition Date tort claims. Settlements of pre- and post-Petition Date tort claims are funded from the amounts on deposit at B-R Fund.

(K)
A compromise and settlement agreement (the "Settlement Agreement") between and among the Debtors, Astrum, MPC (which was liquidated and dissolved by January 31, 1995) and their respective related entities, was reached and approved by the Bankruptcy Court on May 24, 1993. See Part II -"Other Information," Item 1 - "Legal Proceedings - Astrum/MPC
Settlement" and Item 3 - "Legal Proceedings" of Form 10-K.



(L)
McCrory and certain of its present and former affiliates are defendants in various actions relating to the 1990 Restructuring. See Item 3 - "Legal Proceedings - The 1990 Restructuring" of Form 10-K. The actions purported to allege, among other things, that the 1990 Restructuring constituted fraudulent transfers and common law fraud and violated defendants' purported contractual duties of good faith and fair dealing. McCrory intends to vigorously defend such actions and management of McCrory believes, after discussion with counsel, that defenses are available to McCrory. If the defenses of McCrory are upheld by the Bankruptcy Court, then the plaintiffs' claims would be severely prejudiced and, in the opinion of management of McCrory, would not have a material adverse effect on McCrory's consolidated financial position or its ability to formulate and consummate a plan of reorganization. Additionally, it is the position of McCrory that these actions are derivative in nature and were fully and finally settled and released pursuant to the Settlement Agreement among McCrory, Astrum and MPC.

By virtue of the automatic stay imposed by Section 362 of the Bankruptcy Code, substantially all pending pre-petition litigations are stayed as against the Debtors.

McCrory and certain of its subsidiaries are defendants in various other actions commenced by former stockholders, vendors, customers, present and former employees, alleged competitors, and others. However, these cases have been stayed pursuant to Section 362 of the Bankruptcy Code and will be dealt with as part of the claims resolution process (see Note F). Similarly situated persons have asserted claims against McCrory and its subsidiaries but have not made those claims the subject of litigation. McCrory and its subsidiaries intend to defend vigorously such actions and claims.
Management of McCrory believes, based upon its assessment of the actions and claims outstanding against McCrory and its subsidiaries and further based upon the experience of McCrory in successfully defending or making favorable disposition of comparable actions commenced or comparable claims asserted against McCrory and its subsidiaries, that the ultimate outcome of such other actions and claims pending against McCrory and its subsidiaries will not have a material adverse effect on its consolidated financial position. Various other legal proceedings are pending against or otherwise relate to McCrory and its subsidiaries, involving a variety of causes of action arising from the operations of its business. Management does not consider any of these other proceedings to materialize and does not expect such proceedings to have a significant impact on the Debtors' business or the Debtors' ability to formulate a consensual plan of reorganization.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
UNAUDITED RESULTS OF OPERATIONS

Results of Operations

Net sales decreased approximately $56,258,000 and $152,639,000 for the 13 and 39 weeks ended November 2, 1995, respectively. This decrease was primarily attributable to store closings (130 stores closed in March 1995 and 39 stores closed in April 1994 offset in part by 8, 14, 19 and 10 stores opened in the fourth quarter of 1994, first quarter, second quarter and third quarter of 1995, respectively), and a generally weak retail environment.
Other revenues increased approximately $2,278,000 and $7,181,000 for the
13 weeks and 39 weeks ended November 2, 1995, respectively, primarily due
to sales of leaseholds and artwork.   Merchandise gross profit (net sales less
cost of goods sold) which includes occupancy costs decreased approximately $15,797,000 and $34,815,000 for the 13 and 39 weeks ended November 2, 1995, respectively. This was primarily attributable to the sales decrease; however, as a percent of sales, gross profit improved 0.4% to 29.5% from 19.1% and 2.0% to 30.4% from 28.4% for the 13 and 39 weeks ended
November 2, 1995 over the prior year, respectively. This percentage increase was primarily due to increasing the percentage of basic, rather than promotional products in the merchandise mix, purchasing more imported merchandise with a higher margin percentage than comparably produced domestic products, and retail price increases in selected markets. Selling, general and administrative expenses decreased approximately $13,301,000 and $33,391,000 for the 13 and 39 weeks ended November 2, 1995, respectively, primarily due to store closings and reductions in work force in the field and home office made during the fourth quarter of 1994 and the first and third quarters of 1995.

Depreciation and amortization expenses decreased approximately $1,704,000 and $5,216,000 for the 13 and 39 weeks ended November 2, 1995, respectively, primarily due to closing of stores and the write-off of certain intangibles during the fourth quarter of 1994.

Interest and debt expense increased approximately $854,000 and $2,180,000 for the 13 and 39 weeks ended November 2, 1995, respectively, primarily due to higher borrowings, increased interest rates and accrued interest from February 3, 1995 on the Astrum settlement payable, which was due January
10, 1995. In July and October 1995, as part of management's ongoing review of store locations, 19 and 118 additional store closings were identified and accordingly, provisions of $4,756,000 and $21,844,000 were recorded as restructuring charges, respectively.

The Company's net loss increased approximately $20,712,000 and $15,608,000for the 13 and 39 weeks ended November 2, 1995, respectively.
The increase in net loss was primarily due to restructuring charges (recorded in the second and third quarters of 1995) offset by gains on sales of leaseholds and artwork that were recorded in the first and third quarters of 1995.



Liquidity and Capital Resources

During the 39 weeks ended November 2, 1995, McCrory and its subsidiaries have funded working capital requirements, debt repayments, additions to property and equipment and store revitalization costs through depreciation and amortization of property and other assets, borrowings under the Post-Petition Credit Agreement and sales of assets. See Notes E and H to Consolidated Financial Statements.

As a result of the Chapter 11 Case, the realization of the benefits associated with downsizing the chain and the elimination of the uncertainties involving the ability of McCrory to obtain trade credit on a timely basis, among other matters, management views the time operating as debtors-in-possession as a transitional period. Management of McCrory plans to operate the chain as a going concern (although as part of its ongoing review of operations, management may elect to close additional stores) and seeks to grow the chain through adding stores in existing and new markets, where McCrory can
successfully compete.   Management believes that both discretionary and
non-discretionary spending will remain at acceptable levels and management is continuing to work with vendors to build inventory levels and develop an inventory mix that is responsive to current consumer spending habits and with McCrory's merchandising plans. Management believes its fiscal 1995 merchandising plans will generate sufficient sales and cash flow for the Debtors to continue to operate as a going concern under the protection of the Bankruptcy Code. However, consumer spending patterns and other economic factors, including the closing of stores by competitors, that can significantly affect the retailing business and management's fiscal 1995 merchandising plans cannot be projected with any certainty. Management believes that reorganization under chapter 11 results in the most favorable treatment of creditors, shareholders and other interested parties. If the Amended Plan is accepted by creditors and confirmed by the Bankruptcy Court, McCrory anticipates that it will emerge from the Chapter 11 Case during fiscal 1996.

Based upon results of current operations, the Debtors do not expect that they will be in compliance with the Mandatory Clean-Up provision. However, after discussions with the Lenders, the Debtors anticipate that the failure to comply with the Mandatory Clean-Up provision will not result in a default under the Post-Petition Credit Agreement.
Item 1.  LEGAL PROCEEDINGS

Commencement of Chapter 11 Proceedings

General

As discussed in Note A to the Unaudited Consolidated Financial Statements, on February 26, 1992 the Debtors filed for relief under the Bankruptcy Code.

The following discussion sets forth certain aspects of the Chapter 11 Case.


Chapter 11 Reorganization Under the Bankruptcy Code

Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case imposed an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of a judicial, administrative or other action or proceeding against the Debtors that was or could have been commenced prior to commencement of the Chapter 11 Case or to recover for a claim that arose prior to commencement of the Chapter 11 Case; (ii) the enforcement against the Debtors or their property of any judgments obtained prior to commencement of the Chapter
11 Case; (iii) the taking of any action to obtain possession of property of the Debtors or to exercise control over property of the Debtors; (iv) the creation, perfection or enforcement of any lien against the property of the Debtors' bankruptcy estates; (v) any act to create, perfect or enforce against property of the Debtors any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case; (vi) the taking of any action to collect, assess or recover claims against the Debtors that arose before commencement of the Chapter 11 Case; (vii) the setoff of any debt owing to the Debtors that arose prior to commencement of the Chapter 11 Case against any claim against the Debtors; or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning any of the Debtors. Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies. Numerous persons have applied to the Bankruptcy
Court for a modification of the automatic stay to allow their litigations against the Debtors to go forward and, in a limited number of instances, the Bankruptcy Court has agreed to modify the automatic stay to allow such litigants to continue discovery and/or liquidate their claims against the Debtors; however, enforcement of judgments entered on these claims, if any, is expressly prohibited without further Bankruptcy Court approval.

     The Debtors are authorized to operate their business as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Although the Debtors are authorized to operate their business as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where necessary.

Plan of Reorganization - Procedures

For 120 days after the date of the filing of a voluntary petition for relief under chapter 11, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. Subject to the Bankruptcy Court's discretion, if a debtor-in-possession files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of filing of the chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the 120-day exclusivity period, or such additional period as may be ordered by the Bankruptcy Court, or fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the 180-day exclusive solicitation period, any party in interest, including the debtor, a creditors' committee, any equity security holders' committee, a creditor or any indenture trustee may file a plan of reorganization for such debtor. Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

On request of a party in interest made within the 120-day or 180-day period, as applicable, and after notice and a hearing, the Bankruptcy Court may change the above described 120-day and 180-day periods.

After a disclosure statement describing a plan is approved by the Bankruptcy Court, following a hearing by the Bankruptcy Court, a disclosure statement and a plan will be sent to all creditors of the Debtors. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find (i) with respect to each impaired class of creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to a plan, receive or retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation of the Debtors on such date or (b) has accepted a plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted a plan or such class is not impaired under a plan and (iii) confirmation of a plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successors unless such liquidation or reorganization is proposed in a plan. The term "impaired" has a specific meaning under the Bankruptcy Code.

If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of Section 1129(a) of the Bankruptcy Code are met, the proponent of a plan may invoke the so-called "cramdown" provisions of Section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan, notwithstanding the non-acceptance of a plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met, including that (i) a plan does not discriminate unfairly and (ii) a plan is fair and equitable with respect to each class of claims or interests that is impaired thereunder, and has not accepted, a plan. The terms "discriminate unfairly" and "fair and equitable" have specific meanings under the Bankruptcy Code.


Other Legal Matters

As set forth in more detail in McCrory's Form 10-K, various legal proceedings are pending relating to transactions in which McCrory or its subsidiaries have been involved. These proceedings have been brought against various defendants, including McCrory, its subsidiaries, and certain of their respective officers, directors and affiliates.

Astrum/MPC Settlement

As more fully described in McCrory's Form 10-K, McCrory, Astrum and
MPC were engaged in numerous disputes, and each filed substantial claims in the other's bankruptcy cases. With respect to all of the disputes between and among the Debtors, Astrum, MPC and their respective related entities, a compromise and settlement agreement (the "Settlement Agreement") was reached and approved by the Bankruptcy Court on May 24, 1993.

Pursuant to and as is more fully described in the Settlement Agreement, the
Debtors:

(i) transferred their interests in their warehouse in Clinton, South Carolina to a designee of Astrum;

(ii) transferred the McGregor Preferred Shares and the segregated interest-bearing account in the name of McCrory, MPC and Rapid-American
Corporation, a privately-held Delaware corporation ("Rapid"), to the settlement escrow established pursuant to the Settlement Agreement;

(iii) transferred approximately $59 million principal amount of MPC bonds owned by McCrory to the settlement escrow; and
(iv) granted Astrum an allowed administrative expense claim, with the consent of the lenders, in the Chapter 11 Case in the amount of $28 million (to be paid to the settlement escrow), payable $14 million on January 10, 1994 (which was paid on March 17, 1994 with interest per annum of 3.25%) and $14 million on the earlier of January 10, 1995 or the McCrory Effective Date (as defined in the Settlement Agreement). Under the terms of the Post-Petition Credit Agreement, as amended, the Debtors are prohibited from making the 1995 settlement payment and have not done so. However, McCrory, with the consent of the Lenders, has agreed to pay interest on the unpaid $14 million at an annual rate equal to 3.5% in excess of the 90-day treasury bill rate. The proceeds of the settlement escrow will be distributed to the MPC liquidating trust and a settlement trust created under the Astrum plan of reorganization on the McCrory Effective Date (as defined in the Settlement Agreement).

Department of Labor

On June 21, 1991, the U.S. Department of Labor, Pension and Welfare Benefits Administration (the "DOL") commenced an investigation in connectio with the purchase by McCrory of a group annuity contract from Executive Life Insurance Company ("Executive Life"). Effective October 1985, McCrory's prior defined benefit pension plan (the "Stores Pension Plan") was terminated and, in December 1985, the Stores Pension Plan paid approximately $76,000,000 to Executive Life, which committed itself to pay the benefits due to pensioners under the Stores Pension Plan.

As a result of financial difficulties affecting Executive Life, from May 1991 through April 1992 McCrory's pensioners received only 70% of their monthly annuities from Executive Life pursuant to an order of conservatorship.

During this period McCrory paid a portion of such shortfall to those of its pensioners who so requested. Due to supplemental funds provided by certain State Insurance Guaranty Associations, in general, since May 1992 substantially all of McCrory's pensioners, other than pensioners who are residents of the District of Columbia, Colorado, Louisiana or foreign countries (who continue to receive 70% of their monthly annuities) or pensioners whose annuity contract value exceeds their particular State's guaranteed amount (who continue to receive a pro rata portion of the supplemental funds provided by their State's Insurance Guaranty Association) have been receiving 100% of their monthly annuities.

During 1993, Aurora National Life Assurance Company ("Aurora"), successor to Executive Life, made retroactive payments to each of certain McCrory pensioners in a maximum amount equal to that portion of such pensioner's annuity that he or she did not receive from Executive Life or McCrory during the period from May 1991 through April 1992. McCrory was also reimbursed for certain shortfall payments it had made to each of its pensioners during such period.

In September 1993, all legal obstacles to the implementation of the Plan of Rehabilitation for Executive Life (the "Plan of Rehabilitation") were removed by the California courts. McCrory understands that under the Plan of Rehabilitation, each pensioner was given the opportunity to elect, prior to February 12, 1994, to opt out of the Plan of Rehabilitation and receive a lump sum benefit based on the value of his or her annuity under the Plan of Rehabilitation (excluding the value of the supplemental funds which would have been provided by the pensioner's applicable State Insurance Guaranty Association over the course of the pensioner's life). Each pensioner who did not opt out of the Plan of Rehabilitation by the February deadline will continue to receive his or her annuity benefit from Aurora (including the portion of the annuity funded by the pensioner's applicable State Insurance Guaranty Association). McCrory understands that under the Plan of Rehabilitation substantially all of its pensioners will continue to receive the full amount of their monthly annuities from Aurora, provided they did not elect to opt out of the Plan of Rehabilitation.

The DOL has filed a proof of Claim (the "DOL Proof of Claim") in the Chapter 11 Case pursuant to the Employee Retirement Income Security Act of 1974 ("ERISA") for various forms of equitable relief, including restitution, purchase of a back-up annuity product (the "ELIC Annuity Contracts") and other injunctive relief. The DOL asserts that McCrory's pensioners have suffered losses of approximately $2,550,000 and, assuming that Executive
Life pays at least 70% of the future amounts owing to such pensioners, will continue to suffer future losses actuarially estimated at approximately $37,390,000. Therefore, the DOL Proof of Claim seeks the total cost
(estimated by the DOL to be approximately $39,940,000) of restitution and other equitable relief (e.g., the purchase of a back-up annuity) necessary to make the former pension plan and its participants whole. The basis for this liability is asserted to be the Debtors' alleged breach of certain fiduciary duties and other statutory restrictions imposed by ERISA.
McCrory believes it followed all necessary procedures and satisfied all legal requirements in terminating its prior pension plan and purchasing the annuity contract from Executive Life. The Debtors also believe that, because substantially all of McCrory's pensioners are currently (and since May 1992 have been) receiving the full amount of their pensions (as described above), the amounts sought in the DOL Proof of Claim are greatly exaggerated.

In connection with the DOL investigation, since on or about November 18, 1991, McCrory, MPC, Rapid, Riklis and others entered into several agreements with the DOL that tolled the applicable statute of limitations.

On or about November 13, 1995, McCrory entered into a settlement agreement the "DOL Settlement Agreement") with Robert B. Reich,
Secretary of Labor, (the "Secretary"), the DOL and certain former fiduciaries (the "Fiduciaries") of the Stores Pension Plan. Under the terms of the DOL Settlement Agreement, the Secretary and DOL will release and forever discharge, among others: (i) the Stores Pension Plan, (ii) McCrory's current and former officers, directors and employees, (iii) the Fiduciaries and (iv) McCrory and its divisions and subsidiaries from any and all claims the Secretary and the DOL have against them in connection with the termination of the Stores Pension Plan and the purchase of the ELIC Annuity Contracts.
In exchange for the release, McCrory will purchase an annuity contract (the "Shortfall Annuity") and make certain direct payments (the Shortfall Annuity and direct payments collectively totalling approximately $250,000) to provide for the payment of the shortfall in coverage between the amounts that were scheduled to be paid under the ELIC Annuity Contracts and the sum of the payments under the Plan of Rehabilitation, payments from applicable State Insurance Guaranty Associations and payments from the conservatorship of Executive Life. The above summary of the DOL Settlement Agreement is qualified in its entirety by reference to such agreement which is attached hereto as Exhibit 10(r) and incorporated herein. By order entered December 13, 1995, the Bankruptcy Court approved the DOL Settlement Agreement.

Pension Plan Claims

The PBGC filed proofs of claim against each Debtor in the Chapter 11 Case with respect to the McCrory Pension Plan, the Schenley Pension Plan and the Samsonite Corporation (a subsidiary of Astrum) Luggage Division Hourly Pension Plan. The PBGC filed a claim against each Debtor with respect to each plan in an unliquidated amount (a) for unpaid premiums, interest and penalties for plan years unknown, and (b) on behalf of each plan, for unpaid minimum contributions through the unspecified future termination date of each plan.

The PBGC also filed contingent claims against each Debtor with respect to the unfunded benefit liabilities (as defined in Section 4001(a)(18) of ERISA) of each of the plans which would be payable to the PBGC if the plans were terminated by the PBGC.

The PBGC had expressed concern about its future liability with respect to the McCrory Pension Plan and the Schenley Pension Plan because upon the consummation of the Astrum Plan, Astrum and its subsidiaries would no longer be members of the relevant "controlled group" (as defined in Sections 414(b) and (c) of the Code) and would no longer be jointly and severally liable, along with the Debtors and others, for the payment of required contributions to such plans under Code Section 412 and ERISA Section 302, premiums due to the PBGC under ERISA Section 4007 with respect to such plans and any unfunded benefit liabilities in the event such plans are terminated. The PBGC asserted that it was considering seeking court approval to terminate the McCrory Pension Plan and the Schenley Pension
Plan prior to the effective date of the Astrum Plan in order to preserve its ability to impose liability against Astrum and its subsidiaries. Termination of the McCrory Pension Plan and the Schenley Pension Plan by the PBGC would have exposed the Debtors to significant liabilities. As a result, on April 6, 1993, McCrory filed a motion in the Bankruptcy Court, seeking an order setting the liability of Astrum and its subsidiaries in the event of any future termination of the McCrory Pension Plan and/or Schenley Pension
Plan by the PBGC. As a result of the approval by the Bankruptcy Court of the Settlement Agreement, this motion was withdrawn on May 24, 1993, without prejudice. See "Astrum/MPC Settlement."

McCrory anticipates entering into a settlement agreement with the PBGC and Astrum with respect to these claims. The Settlement Agreement provides that Astrum and its subsidiaries are liable for certain contributions required to be made to the Schenley Pension Plan. The Debtors are in the process of documenting its agreement with the PBGC to reflect its undertaking under the Settlement Agreement.

The Settlement Agreement calls for McCrory and its subsidiaries to satisfy all of their obligations to the McCrory Pension Plan and the Schenley Pension Plan in accordance with Section 412 of the Tax Code after the McCrory Effective Date, while reserving their rights against other members of the controlled group. See "Astrum/MPC Settlement." As of February 2, 1995, all contributions required to have been made under Section 412 of the Tax Code to the McCrory Pension Plan and to the Schenley Pension Plan have been made.

IRS Proof of Claim

The Internal Revenue Service (the "IRS") filed proofs of claim against McCrory and twenty-one of the other Debtors in the Chapter 11 Case. The claims against McCrory and six of the other Debtors are each for approximately $35,000,000. These claims are for taxes asserted to be owed from the tax periods ended November 30, 1977 and January 31, 1979 and 1986 and, in each case, interest. The claim relating to 1986 ($17,400,000, including interest) is for an amount of taxes paid in 1986 that was refunded to the consolidated group of which McCrory was a member (the "Tax
Group") as a result of the carryback of a loss sustained in a subsequent year which was still open for audit. The balance of the claims are for tax deficiencies determined with respect to audits that have been settled, plus interest (the computation of which may be disputed by McCrory). The IRS has asserted that a portion of each of the claims is secured (approximately $11,500,000) to the extent the IRS has the right to offset over-assessments against the amounts claimed.

The IRS claims against the other fifteen Debtors were for approximately $17,400,000 each and included only the 1986 claim described above, since the 1977 and 1979 claims derive from years prior to the time that these fifteen Debtors joined the Tax Group. After filing these claims, the IRS reviewed and approved the 1986 refunds, and, consequently, the claims against these fifteen Debtors have been withdrawn. For the same reason, it is expected that the IRS will amend the proofs of claim against McCrory and the other six Debtors mentioned above to withdraw the portion of those claims that relates to the 1986 claim and the 1979 claim, which have also been resolved.

On December 13, 1993, the IRS allowed the carryback of losses and refund claims with the result that the Tax Group became entitled to refunds of $10,566,000 including interest of $5,386,000. Also, in December 1993, the IRS agreed to pay additional previously approved refunds due to the Tax Group which the IRS had been holding as security for its claims. Such refunds total $10,434,000 including interest of $7,299,000. The IRS agreed to apply refunds owed to one member of the Tax Group, against certain of its claims and refund the balance of the refund claims (a total of approximately $17,894,000 including interest), which were received in January, March, April and May 1994. The balance of the IRS claim which the Company believes will not exceed approximately $4,563,000 is expected to be paid in equal monthly installments beginning at the time the Debtors emerge from the Chapter 11 Case and ending in mid-1997. Any such resolution would be subject to the execution of final documents and Bankruptcy Court approval.

Walt Whitman Mall Fire

The Debtors have been sued for damages arising from a May 16, 1991 fire that occurred at a McCrory store located in the Walt Whitman Mall shopping complex in Huntington, New York. Approximately 17 suits were filed before the Petition Date by adjacent store owners and/or as subrogation actions against McCrory and various other defendants in connection with the fire. Several additional suits were filed after the Petition Date and proofs of claim have been submitted on behalf of a number of claimants (collectively with the pre- and post-Petition Date actions, the "Walt Whitman Fire Litigations"). The majority of claimants seek recovery for property damage, although two of the pre-Petition Date suits are wrongful death actions relating to the two deaths caused by the fire. In the aggregate, the claimants in the Walt Whitman Fire Litigations seek damages of in excess of $140,000,000, much of which will be covered by insurance. On or about February 2, 1993, Charles Trapani, who was employed as a McCrory security guard at the time of the fire, admitted to starting the fire and pled guilty to arson. Each of the Walt Whitman Fire

Litigations is currently stayed by virtue of the automatic stay and an order of the Bankruptcy Court, dated May 29, 1992, staying lawsuits against the Debtors' landlords and employees, however, the Bankruptcy Court has permitted certain discovery to proceed in the Walt Whitman Fire Litigations.

Logan Valley Mall Fire

On or about July 31, 1995, G.C. Murphy Company ("Murphy"), a wholly-owned subsidiary of Mack Realty Company, which is a wholly-owned subsidiary of McCrory, was served with a complaint naming Murphy as a defendant in a civil action brought by thirty plaintiffs in the Court of Common Pleas in Blair County, Pennsylvania. The action arises out of a fire at the Logan Valley Mall located in Logan Township, Pennsylvania that allegedly started on or about December 15 or 16, 1994 at a Murphy store located in the mall, which fire allegedly damaged the plaintiffs' businesses. The landlord and owner of the mall are also named as defendants. An answer to the complaint has not yet been filed by Murphy.

Additional Litigation, Etc.

Various other legal proceedings are pending against or otherwise relate to McCrory and its subsidiaries, involving a variety of causes of action arising from the operation of its business. Substantially all of these actions are stayed pursuant to Section 362 of the Bankruptcy Code. Management does not consider any of these other proceedings to be material and does not expect such proceedings to have a significant impact on the Debtors' ability to formulate a consensual plan of reorganization.

As a debtor-in-possession under chapter 11 of the Bankruptcy Code, the Debtors are subject to the jurisdiction of the Bankruptcy Court and are continually subject to various proceedings under the Bankruptcy Code. It is not practicable for McCrory to describe or refer to all such proceedings or to predict the impact thereof on the Debtors or their efforts to formulate a consensual plan of reorganization.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

(a) The filing by McCrory on February 26, 1992 of a petition for reorganization under chapter 11 constituted a default under the terms of substantially all of the Company's loan agreements, notes, debentures, and indentures. The amount of interest and principal unpaid as of November 2, 1995 is $71,762,000 and $108,537,000, respectively. McCrory has also not paid any dividends on its outstanding preferred stocks since the Petition Date. As of November 2, 1995 the aggregate amount of dividends in arrears is $3,647,000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 10(r) Settlement Agreement dated as of November 13, 1995, by and among McCrory Corporation, Robert B. Reich, Secretary of Labor, the Department of Labor and certain former fiduciaries of the McCrory Stores Pension Plan.

        (b) Form 8-K, dated October 19, 1995, filed with the Securities and Exchange Commission on November 2, 1995.
FORM 10-Q

                        McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                                 SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                       McCRORY
CORPORATION

             (Registrant)




Date:  December 18, 1995
                                                              /S/          ]
  PAUL WEINER
   Paul Weiner
   Senior Vice President and Treasurer
  (Principal Financial and Accounting Officer)

FORM 10-Q

                        McCRORY CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


                                                 SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            McCRORY CORPORATION
                                (Registrant)


Date:  December 18, 1995

                                                Paul Weiner
                                      Senior Vice President and Treasurer
                                  (Principal Financial and Accounting Officer)
                                           SETTLEMENT AGREEMENT

                   This settlement agreement (the "Agreement") by and between McCrory Corporation ("McCrory"), Robert B. Reich, the Secretary of Labor of the United States (the "Secretary"), by his duly authorized representative, and Michael Magenheim, Seymour Greene, Saul Kagan, Amos Kaminski,
Arthur F. McGinness, Jr., Donald L. Miller, Stephen Pistner, Karl Margolis, Meshulam Riklis, Harold S. Divine, Samuel Levy, Peter Thorner, David Helman, Loren Schockley, Theresa Hopkins and the estate of Leonard Lane (the "Fiduciaries") is made as of this 13th day of November, 1995.

                                                 WITNESSETH

                   WHEREAS, McCrory sponsored the McCrory Stores Pension Plan (the "Plan"), a defined benefit plan, which was terminated effective October
11, 1985; and
                   WHEREAS, retirement annuity contracts (the "ELIC Annuity Contracts") were purchased on behalf of certain employees and former employees of McCrory (or its affiliates and former affiliates) (collectively, and together with any beneficiaries thereof under the ELIC Annuity
Contracts, the "Annuity Holders") from Executive Life Insurance Company ("ELIC") to satisfy all benefit obligations under the Plan; and

                   WHEREAS, on April 11, 1991, ELIC was placed in conservatorship by the Insurance Commissioner of California; and

                   WHEREAS, as a result of the restructuring (the "Rehabilitation") of ELIC pursuant to a plan of rehabilitation (the "Rehabilitation Plan"), the ELIC Annuity Contracts of those Annuity Holders who did not elect to "opt out" of the Rehabilitation Plan (the "Participating Holders") were converted into annuity contracts ("Aurora Annuity Contracts") issued by Aurora National Life Assurance Company ("Aurora"), successor to ELIC; and

                   WHEREAS, pursuant to the Rehabilitation Plan, certain of the Participating Holders are entitled to receive payments from applicable State Guaranty Associations (the "Guaranty Associations"); and

                   WHEREAS, the amounts that the Participating Holders were entitled to receive under the terms of their ELIC Annuity Contracts may in some cases exceed the sum of the payments that they are entitled to receive
(i) from the Aurora Annuity Contracts as scheduled under the Rehabilitation Plan (or if greater, the amounts actually received), (ii) from the Guaranty Associations, and (iii) to the extent not included in the foregoing clauses
(i) and (ii), from Aurora, ELIC or John Garamendi, Commissioner of the California Department of Insurance solely in his capacity as conservator, rehabilitator, liquidator and as otherwise appointed pursuant to certain insurance proceedings of ELIC and in his capacity as the Holdback Trustee (or any successor to Mr. Garamendi, including Chuck Quackenbush) (the "Rehabilitator") in connection with the Rehabilitation (the total such difference is hereinafter referred to as the "Participating Holders Shortfall"); and

                   WHEREAS, the amounts that those Annuity Holders who elected to "opt out" of the Rehabilitation Plan (the "Non-Participating Holders") were entitled to receive under the terms of their ELIC Annuity Contracts may in some cases exceed the sum of the payments that they would have been entitled to receive, had they not elected to "opt out" of the Rehabilitation Plan, (i) from the Aurora Annuity Contracts as scheduled under the Rehabilitation Plan (or if greater, the amounts they actually would have received had they not opted out), (ii) from the Guaranty Associations, and
(iii) to the extent not included in the foregoing clauses (i) and (ii), from Aurora, ELIC or the Rehabilitator in connection with the Rehabilitation (the total such difference in the "Non-Participating Holders Shortfall"; and together with the Participating Holders Shortfall is the "Shortfall"); and

                   WHEREAS, on February 26 1992, McCrory Corporation, along with twenty-seven of its subsidiaries (the "Debtors"), filed separate, voluntary petitions for relief under chapter 11 of title 11 of the United
States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), which cases have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court (collectively, the "Chapter 11 Case"); and
                   WHEREAS, the Secretary filed a proof of claim in the amount of $39,940,000 (the "DOL Proof of Claim") in the Chapter 11 Case pursuant to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"),
29 U.S.C. 1001 et seq., alleging that McCrory breached certain fiduciary duties and other statutory restrictions imposed by ERISA in connection with the termination of the Plan and the purchase of the ELIC Annuity Contracts, and asserted that the DOL Proof of Claim was valued on the basis of a then anticipated thirty percent shortfall in payments under the ELIC Annuity Contracts; and

                   WHEREAS, the Fiduciaries filed proofs of claim in the Chapter 11 Case seeking indemnification from McCrory in the event they were obligated to make any payments to the Secretary in connection with the termination of the Plan and the purchase of the ELIC Annuity Contracts; and

                   WHEREAS, the Secretary filed a proof of claim against the McCrory Parent Corporation ("MPC") in the case styled In re McCrory
Parent Corporation, Case No. 91-B-15367 (CB), which proof of claim was settled by MPC and the Secretary under terms whereby MPC agreed that the Secretary would have an allowed claim against its estate in the amount of $1,000,000 (the "MPC Claim"); and

                   WHEREAS, the Secretary is willing to release and forever discharge the Plan; McCrory's current and former officers, directors, employees, consultants, attorneys and agents, their heirs, executors, administrators, personal representatives, attorneys, successors and assigns (collectively, the "Released Persons"); the Fiduciaries, their heirs, executors, administrators, personal representatives, attorneys, successors ad assigns (collectively, the "Fiduciary Entities", and together with the Released Persons the "Released Parties"); and McCrory, its divisions, subsidiaries, affiliates, legal representatives, successors and assigns (collectively, the "McCrory Entities") from any and all liability, if any, to the Secretary in connection with the termination of the Plan and the purchase of the ELIC Annuity Contracts; and

                   WHEREAS, it is the Secretary's position that a creditor's claim against a nondebtor, such as the Secretary's claims against McCrory's officers, cannot be released in bankruptcy absent the creditor's consent; and


                   WHEREAS, it is McCrory's position that a creditor's claim against a nondebtor, such as the Secretary's claims against McCrory's officers, can be released in bankruptcy even absent the creditor's consent; and

                   WHEREAS, the Fiduciaries desire to release and forever discharge the McCrory Entities and the Released Persons from any and all liability, if any, in connection with the termination of the Plan and the purchase of the ELIC Annuity Contracts; and

                   WHEREAS, McCrory desires to compensate the Annuity Holders by providing for the payment of the Shortfall; and

                   WHEREAS, it is the desire of the parties hereto to settle and compromise all of their existing disputes on the terms and conditions set forth herein; and

                   WHEREAS, the restructuring of ELIC has substantially reduced the amount of the anticipated shortfall in payments under the ELIC Annuity Contracts, and the Secretary, after having investigated the facts relating to the above circumstances, is satisfied that this Agreement adequately safeguards the interests of the Annuity Holders and the public;

                   NOW THEREFORE, in consideration of the mutual promises
and agreements herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is hereby agreed as follows:
                   1.     a.    Within thirty (30) days after the "Effective
Date" (as defined in paragraph 11 hereof), McCrory agrees to purchase an annuity contract or similar insurance product (the "Shortfall Annuity") to provide for the payment of the Participating Holders Shortfall from an insurance carrier mutually agreed upon by the Secretary and McCrory. The Shortfall Annuity shall include a provision for the payment of a single lump sum payment to each Participating Holder who is in pay status on the date of the commencement of annuity payments under the Shortfall Annuity (the
"Shortfall Annuity Commencement Date") of his or her pro-rata portion of that portion of the Participating Holders Shortfall which related to periods prior to the Shortfall Annuity Commencement Date calculated using the interest rates required under the Rehabilitation Plan with respect thereto.

                          b.    Within thirty (30) days after the Effective
Date, McCrory agrees to make a single lump sum payment to each of the Non-Participating Holders (such lump sums collectively, the "Direct Payment") which shall include payment to each Non-Participating Holder of his or her pro-rata portion of the present value as of the Effective Date of the Non-Participating Holders Shortfall calculated using an interest rate of 7.2% for that portion of the Non-Participating Holders Shortfall due before or on the Effective Date and a discount rate of 7.2% for the present value for that portion of the Non-Participating Holders Shortfall due after the Effective Date.

                   2. Upon the purchase of the Shortfall Annuity and the making of the Direct Payment in conformity with the terms of this Agreement, the Secretary will terminate its investigation concerning the termination of the Plan and the acquisition of the ELIC Annuity Contracts and no action will be taken nor claim asserted by the Secretary in connection therewith against the McCrory Entities or the Released Parties.

                   3.     a.    Upon the purchase of the Shortfall Annuity and
the making of the Direct Payment in conformity with the terms of this Agreement, the Secretary hereby releases and forever discharges the Plan, the McCrory Entities and the Released Parties from any and all obligations, claims, proofs of claim, including, but not limited to the DOL Proof of Claim, rights, causes of action and liabilities of every kind and nature, whether known or unknown, suspected or unsuspected, by statute, including, but not limited to, Title I of ERISA, at law or in equity, the Secretary has ever had or now has against the Plan, the McCrory Entities or the Released Parties with respect to the termination of the Plan, the purchase of the ELIC Annuity Contracts, and the selection of the insurance carrier to provide the Shortfall Annuity.

                          b.    Upon the purchase of the Shortfall Annuity and
the making of the Direct Payment in conformity with the terms of this Agreement, the Fiduciaries hereby release and forever discharge the Plan, the McCrory Entities, and the Released Persons from any and all obligations, claims, proofs of claim, rights, causes of action and liabilities of every kind and nature, whether known or unknown, suspected or unsuspected, by statute at law or in equity, the Fiduciaries have ever had or now have against the Plan, the McCrory Entities, or the Released Persons with respect to the termination of the Plan, the purchase of the ELIC Annuity Contracts, and the selection of the insurance carrier to provide the Shortfall Annuity.

                          c.    It is understood and agreed that none of the
parties, entities or persons hereby released, has admitted any liability, all such liability being expressly denied.

                          d.    Nothing in this Agreement is binding on any
governmental agency other than the United States Department of Labor.

                   4. Upon the purchase of the Shortfall Annuity and the making of the Direct Payment in conformity with the terms of this Agreement, (i) McCrory and the Secretary agree that the Secretary will not be considered a "creditor" (as such term is defined in the Bankruptcy Code) of the Debtors and will not be entitled to vote on any plan of reorganization of the Debtors in the Chapter 11 Case, and (ii) the Secretary hereby assigns all of his interest in the MPC Claim to McCrory.

                   5. In the event that in connection with the Rehabilitation, Aurora, the Guaranty Associations, ELIC and/or the Rehabilitator agreed to pay more to the Annuity Holders than the amounts they are entitled to receive from the Aurora Annuity Contracts as scheduled under Rehabilitation Plan (this difference is the "Excess"), the Secretary agrees to not object to any agreement between McCrory, Aurora, the Guaranty Associations, ELIC, the Rehabilitator, and/or any other party or parties which would allow McCrory to recover the Excess to the extent that such Excess were it to be received by the Annuity Holders, together with the sum of the amounts from the Aurora Annuity Contracts as scheduled under the Rehabilitation Plan, the amounts from the Guaranty Associations, the amounts from the Shortfall Annuity and the amounts from the Direct Payment would allow the Annuity Holders to receive more than they were entitled to receive under the ELIC Annuity Contracts.

                   6. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their successors, agents and assigns.

                   7. This Agreement constitutes the entire agreement among the parties with respect to its subject matter and supersedes any prior agreement or understanding, whether oral or in writing, that any party may claim exists.

                   8. This Agreement may not be amended or modified except by a writing signed by all parties hereto and, to the extent such modification or amendment is material, approved by final order of the Bankruptcy Court; however, no amendment or modification shall require the consent of any other person, including, without limitation, any Annuity Holder.

                   9. Any person signing this Agreement on behalf of any party expressly acknowledges and represents thereby that he or she has the authority to sign for and legally bind such party.

                   10.    This Agreement may be executed in counterparts.

                   11. This Agreement (except this Paragraph, which shall become effective when this Agreement has been executed and delivered by the parties hereto) shall be of no force or effect whatsoever until and shall only become effective if and when (i) McCrory files and appropriate motion (the "Motion") in the Chapter 11 Case seeking approval of this Agreement which the Bankruptcy Court grants, and (ii) the order approving this Agreement has become final and non-appealable (the date upon which such order become final and non-appealable being referred to herein as the "Effective Date"). McCrory will promptly seek such approval.


                   12. The Bankruptcy Court shall retain jurisdiction to enforce compliance with the terms of this Agreement. The Secretary of the United States Department of Labor shall have the right and standing under this Agreement to enforce its terms in theBankruptcy Court or any other court with jurisdiction to enforce its terms.


                   IN WITNESS WHEREOF, the parties hereto have subscribed their names on the dates indicated by their respective signatures.


For the Secretary of Labor


By:                                                              Date:


                 Timothy D. Hauser
                 Senior Trial Attorney

For McCrory Corporation


By:                                                               Date:


                 Paul Weiner
     Vice-President and Treasurer



By:                                                               Date:


     Michael Magenheim



By:                                                               Date:


     Seymore Greene



By:                                                              Date:


     Saul Kagan



By:                                                               Date:


     Amos Kaminski



By:                                                              Date:


     Arthur F. McGinness, Jr.


By:                                                              Date:


     Donald L. Miller


By:                                                               Date:


                 Stephen Pistner

By:                                                               Date:


                 Karl Margolis


By:                                                               Date:


     Meshulam Riklis



By:                                                              Date:


     Harold S. Divine


By:                                                              Date:


     Samuel Levy


By:                                                              Date:


                 Peter Thorner


By:                                                              Date:


     David Helman


By:                                                             Date:


     Loren Schockley


By:                                                             Date:


     Theresa Hopkins



For the estate of Leonard Lane


By:                                            Date:


     [name & title]
                                     SECURITIES AND EXCHANGE
COMMISSION

                                            Washington, DC  20549

                                                  Form 8-K

                                               CURRENT REPORT

                                     Pursuant to Section 13 or 15(d) of
                                     the Securities Exchange Act of 1934

                              Date of Report (Date of earliest event reported):
                                              October 19, 1995

                                            McCRORY CORPORATION

                   (Exact name of Registrant as Specified in its charter)


     Delaware                         1-2759                     13-5580679
(State or other                 (Commission                  (I.R.S. Employer
jurisdiction of                 File Number)              Identification No.)
incorporation)

                             667 Madison Avenue, New York,  New York
10021
                      (Address of principal executive Offices)    (Zip Code)



                      Registrant's telephone number, including area code:

                                            (212)  735-9500
ITEM 5.        OTHER EVENTS

               On February 26, 1992, the McCrory Corporation ("McCrory") and twenty-seven of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the
Southern District of New York (the "Bankruptcy Court").

               On October 19, 1995, the Debtors filed a Second Amended Joint Plan of Reorganization (the "Amended Plan") with the Bankruptcy Court. The Amended Plan reflects an agreement between the Debtors and the Official Committee of Unsecured Creditors ("Creditors' Committee") regarding the terms of the proposed restructuring of the Debtors. The Amended Plan provides that Meshulam Riklis, Chairman of the Board and Chief Executive Officer of McCrory ("Riklis"), will cause $50,000,000 to be contributed to reorganized McCrory in exchange for 69% of the new common stock, a $20,000,000 junior subordinated note, and 500,000 stock appreciation rights. In full, complete satisfaction, release and discharge of existing creditor claims: (i)
McCrory's general unsecured creditors will receive 16.74% of their allowed claims in 11% McCrory Senior Subordinated Notes which are payable 20% on each of December 31, 1996, December 31, 1997, December 31, 1998, December
31, 1999 and December 31, 2000, with accrued interest from August 29, 1995 to the Amended Plan effective date. Holders of Allowed Insured Claims (as defined in the Amended Plan) will be entitled to receive the lesser of (a) 16.74% of such holder's Allowed Insured Claim and (b) $83,700 in cash, with interest payable at 11% per annum, payable as follows: 20% of such amount on each of the first, second, third, fourth and fifth anniversary of the later of
(A) December 31, 1995 and (B) the date a Disputed Insured Claim becomes an Ultimately Allowed Insured Claim and to the extent such holder's Allowed
Insured Claim exceeds $500,000, the legal, equitable and contractual rights, if any, to which the Allowed Insured Claim entitles the holder of such claim against an insurance company under McCrory's general liability insurance program, if any, shall remain unaltered; (ii) holders of McCrory's Senior Subordinated Exchangeable Variable Rate Notes (as defined in the Amended
Plan) will receive their pro rata share of $38,156,394 in cash together with interest on that amount accrued at 11% from August 29, 1995 to the Amended Plan effective date and 12% of the new common stock to be issued by reorganized McCrory; (iii) holders of McCrory's Subordinated Debentures
(as defined in the Amended Plan) will receive their pro rata share of 19% of the new common stock to be issued by reorganized McCrory; and (iv)
McCrory's equity holders will receive no recovery and all existing equity securities will be extinguished.

               Consummation of a plan of reorganization is subject to the review and approval by the Bankruptcy Court, satisfaction of certain conditions precedent to confirmation, including, but not limited to, a release of Riklis by the Astrum Settlement Trust (as defined in the Amended Plan), obtaining adequate post-confirmation financing and satisfaction of confirmation requirements contained in the Bankruptcy Code.

               On October 20th, the Bankruptcy Court signed a consent order pursuant to which the Debtors' exclusive right to solicit acceptances of their Amended Plan was extended to January 31, 1996. The consent order further provides that, if the Amended Plan is not consummated on or before January 31, 1996, the Debtors shall have the sole and exclusive right to automatically further extend the solicitation period through March 31, 1996. In addition, if the solicitation period is so extended, and the Amended Plan is not consummated on or before March 31, 1996, the solicitation period will automatically further extend through and including June 30, 1996; provided however, that, from and after March 31, 1996, the Creditors' Committee may file a plan in the chapter 11 cases.

               In October 1995, as part of management's ongoing review of store locations and in connection with the Debtor's business reorganization plan, 118 additional store closings were identified (the "Closing Stores") and accordingly, a provision of approximately $22,000,000 has been recorded as a restructuring charge. This provision includes costs associated with closing stores, reductions in personnel and the write-off of certain intangible assets.

               On or about October 23, 1995, the Debtors filed an application seeking authorization of the Bankruptcy Court to conduct going-out-of-business sales of the Closing Stores for a period of approximately ninety days commencing on November 1, 1995 and ending on or about January 31, 1996.

As of the date hereof, an order has not been entered by the Bankruptcy Court approving such sales. The Debtors anticipate that an order will be entered in the near term.

ITEM 7.        EXHIBITS

               Included as an exhibit to this filing is the Registrant's Second Amended Joint Plan of Reorganization dated October 19, 1995.









                                                  SIGNATURE


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                McCRORY CORPORATION

Date:  November 2, 1995                     By: Paul Weiner


                                  Senior Vice President and Treasurer